Form 10-K405
period 1996-04-30
COMMERCIAL ACQUISITIONS CORP /C0/
filed 1997-02-27
CIK 854096

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended April 30, 1996 and April 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .
     `                         ----------------    ----------------
Commission file Number: 33-30367-D


                       COMMERCIAL ACQUISITIONS CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Colorado                                         84-1099421
 ------------------------------                  ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                           Number)

                         1614 15th Street, Second Floor
                           Denver, Colorado 80202-1304
                     --------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (303) 629-8777

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:

                                      None
                                 --------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

         YES  [ ]          NO  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
         [X]

     As of January 31, 1997, the aggregate market value of the Registrant's voting stock held by nonaffiliates was zero because there was no reported bid price of the common stock on such date.

     As of January 31, 1997, Registrant had 58,501,000 shares of its $.0001 par value common stock issued and outstanding.

                                     PART I

ITEM 1.           BUSINESS

     (a) General Development of Business. The Company was formed under the laws of the state of Colorado on July 29, 1988. On October 26, 1989, the Company's Registration Statement on Form S-18 was declared effective by the United States Securities and Exchange Commission ("SEC"). The Company offered 60,000,000 Units, each consisting of one share of no par value Common Stock, one Class A Warrant, one Class B Warrant and Class C Warrant. On February 16, 1990, the Company closed the public offering described in the aforementioned registration statement and received gross proceeds of $300,010 from the sale of 30,001,000 Units. Net proceeds after deducting the costs of the offering were approximately $245,000.

     From inception through July, 1991, the Company's primary focus was to attempt to acquire one or more business opportunities. During that period of time, management of the Company evaluated a number of business opportunities and conducted varying degrees of investigation into several business opportunities. While the Company continues to evaluate business opportunities as they present themselves, at this time the Company has not consummated an acquisition or entered into any agreement to do so with any business opportunity.

     After considerable research, management of the Company elected to enter into the business of commercial accounts receivable financing as a "factor." This business is the purchase of commercial accounts receivable falling into the three categories of short term obligations rated as commercial accounts, i.e., those companies with Dun & Bradstreet credit ratings commensurate with the credit the Company proposed to extend; oil and gas receivables from similarly rated companies; and government invoices, i.e., the "net 30" invoices due business from federal, state and local government agencies. The use of funds from the Company's offering to enable the Company to enter into the factoring business was approved by the Company's shareholders in July, 1991. In September, 1991, the Company began its factoring business.

     The Company is still in the development stage. Through April 1996, the Company purchased approximately $80,000 in accounts receivable in a limited number of transactions with a few customers. In doing so, the Company had limited success in these transactions and volume was insufficient to enable the Company to reach profitability. Therefore, management elected to no longer pursue the business of commercial accounts receivable financing and elected to enter into the business of buying, selling and managing commercial real estate. Through February 4, 1997, the Company has neither purchased nor sold any commercial real estate, but the Chairman of the Board of the Company has entered into a contract to purchase a medical office building on behalf of the Company. There can be no assurance that the transaction to purchase the medical office building will close or that the Company will be active in the investment, purchase and management of commercial real estate. Other business acquisitions or opportunities for the Company continue to be pursued by the management of the Company.

     (b) Financial Information About Industry Segments. Not applicable.

     (c) Narrative Description of Business.

     (i) Products and Services. Until 1997, the Company was in the business of purchasing commercial accounts receivable at a discount from their face value and collecting a fee or "factoring charge" based upon the amount of time any single receivable remained unpaid. The primary marketing of the Company's factoring business was aimed directly at the business community via the existing business contacts of the Company's management and such referrals as are made available to the Company. These included the referral of business from other companies active in factoring and marketing presentations made to businesses and associations. The Company's factoring efforts were confined to the state of Colorado. The Company has elected to no longer pursue the factoring business but has elected to enter the commercial real estate market.

     (ii) Status of Product. Not applicable.

     (iii) Raw Materials. Not applicable.

     (iv) Patents, Trademarks and Licenses. Not applicable.

     (v) Seasonality. The management of the Company does not believe that the Company's business is seasonal.

     (vi) Working Capital Items. Not applicable.

     (vii) Customer Dependence. For the fiscal years ended April 30, 1996 and April 30, 1995, the Company received 69% and 30%, respectively, of its revenue from Zitzner Construction, Inc. and 31% and 35%, respectively, from Richard T. Wehrle, Esq. For the fiscal year ended April 30, 1995, the Company received 35% of its revenue from Reginald H. Martin, CPA. See Note 7 to Notes to Financial Statements.

     (viii) Backlog of Orders. Not applicable.

     (ix) Government Contracts. Not applicable.

     (x) Competition. There is substantial competition in the investment, purchase and management of commercial real estate. The Company is relatively small with respect to other companies active in the commercial real estate market. Many of these competitors have been in business longer than the Company and have materially greater financial and personnel resources available to them than the Company. The Company is, therefore, at a competitive disadvantage when compared directly to other larger businesses investing in, purchasing and managing commercial real estate. However, the existing business contacts of the Company's management have enhanced the initial efforts of the Company in entering into the commercial real estate market.

     In the business of seeking business combinations, the Company is and will continue to be an insignificant participant in this industry for the foreseeable future. There are a large number of established and well financed entities active in business combinations and many are substantially larger and have more resources and many other factors that place them in a better position to finance the efforts required to locate, evaluate and consummate a business combination.

     (xi) Research and Development. Not applicable.

     (xii) Environmental Regulation. Not applicable.

     (xiii) Employees. The Company currently has no employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales. Not applicable.

ITEM 2.   PROPERTIES

     The Company currently maintains its office in space subleased on a month-to-month basis from David J. Clamage, the Chairman of the Board of the Company, pursuant to terms requiring a monthly rental of approximately $571 plus the payment of direct expenses such as postage and long distance telephone charges.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's  security holders during
the  Company's   fiscal  quarters  ended  June  30,  1996  and  June  30,  1995, respectively.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


     (a) Market Information. The Company's Common Stock has been publicly traded since February, 1990. There currently is no active trading market in the Common Stock.

     (b) Holders. The number of shareholders of record of Common Stock of the Company as of January 31, 1997 was 96.

     (c) Dividends. The Company has never paid a cash dividend and does not anticipate paying dividends in the foreseeable future. There are no current restrictions on the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data which is qualified in its entirety by the more detailed financial information and notes thereto appearing elsewhere in this Annual Report.

                                                                   Year Ended April 30,
                        ----------------------------------------------------------------------------------------------
                               1996            1995            1994            1993            1992            1991
                              ------          ------          ------          ------          ------          ------
Net Income (Loss) ...   $    (11,665)   $    (23,877)   $    (51,770)   $    (32,533)   $    (72,480)   $    (94,650)
Net Income (Loss) per
Share of Common Stock   $      (.001)   $      (.001)   $      (.001)   $      (.001)   $      (.001)   $      (.002)
Weighted Average
Number of Shares
Outstanding .........     58,501,000      58,501,000      58,501,000      58,501,000      58,501,000      58,501,000

                                                                     April 30,
                        ----------------------------------------------------------------------------------------------
                               1996            1995            1994            1993            1992            1991
                              ------          ------          ------          ------          ------          ------

Working Capital .....   $     15,035    $     26,497    $     44,352    $     62,787    $     96,095    $    135,519
Total Assets ........   $     15,035    $     28,935    $     51,610    $     83,947    $    100,125    $    146,773
Total Liabilities ...          - 0 -    $      2,235    $      1,033           - 0 -           1,600    $      8,688
Total Long-Term
Liabilities .........          - 0 -           - 0 -           - 0 -           - 0 -           - 0 -           - 0 -
Total Stockholders'
Equity ..............   $     15,035    $     26,700    $     50,577    $     83,947    $     98,525    $    138,085

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of April 30, 1996, the Company had approximately $5,534 in cash and $9,501 in notes and other receivables, and had no long term notes receivable or liabilities. This represents a static portfolio of factoring activity and the conversion of several factored receivables to term notes.

     The Company will seek to maintain the integrity of these assets to preserve its value as a business engaged in the investment, purchase and management of commercial real estate and seeking other business opportunities. The Company may incur significant capital expenditures in the purchase of commercial real estate. The Chairman of the Board of the Company has entered into a contract to purchase a medical office building on behalf of the Company. There can be no assurance that the transaction to purchase the medical office building will close. The Company has no other material commitments for capital expenditures nor is it obligated to provide funds to any factoring relationship. As the growth of the Company's commercial real estate business continues and/or a business combination takes place, the Company's liquidity and commitments for capital expenditures could change materially.

Results of Operations

     During the year ended April 30, 1996, the Company lost $11,665 on operating revenue of $2,882 and $1,338 in interest income derived from the conversion of several factored accounts receivable to term notes. During the years ended April 30, 1995 and 1994, the Company lost $23,877 and $51,770, respectively on operating revenues of $1,629 and $5,882 for the respective years then ended. Interest revenue for the years ended April 30, 1995 and 1994 was $7,879 and $9,779, respectively. The overall decrease in revenue and expense for the year ended April 30, 1996, as compared to the year ended April 30, 1995, resulted from a decrease in factoring activity and decline in expenses due to limited activity of the Company. The Company has limited working capital to enter into factoring arrangements. The same is applicable when comparing the fiscal years ended April 30, 1995 to April 30, 1994, generally recognizing the overall decrease in activities of the Company.

     Net cash used in operations of $5,497 and $15,096 for the fiscal years ended April 30, 1996 and April 30, 1995 were the result of the net loss offset by advances effectively repaid by the affiliated entity, generally through application of rent payments to offset the advance. Net cash used in operations of $23,578 for the year ended April 30, 1994 was the result of a net loss of $51,770 plus non-cash net expense of $38,532 (comprised of amortization and depreciation, contribution of consulting services, and bad debt expense) and increases in operating assets and liabilities totaling $12,406 (primarily an increase in other receivable).

     Net cash provided by (used in) investing activities by the Company was $9,796, $11,052 and $22,523 in fiscal years ended April 30, 1996, 1995 and 1994, respectively. The Company used cash in investing activities for capital expenditures of $913 in fiscal 1994, but did not use cash in investing activities for capital expenditures during fiscal 1996 and 1995. The Company used $5,450, $24,121 and $17,935 to purchase factored receivables and received $15,246, $35,173 and $41,371 from maturing factored receivables in fiscal years ended April 30, 1996, 1995 and 1994, respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All financial  statements  required to be filed  hereunder are listed under
Item 14 and are attached hereto following the signature page.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a),(b) and (e) Identification and Business Experience of Directors and Executive Officers.

     The following table sets forth the name, age and position of each officer and director of the Company:

Name and Address              Age       Position                                Period
----------------              ---       --------                                ------

David J. Clamage               42       Chief Executive Officer and             Since Inception
1614 15th Street, 2nd Floor             Chairman of the Board of Directors
Denver, CO 80202

John Hawley Atkinson, Jr.      48       President, Treasurer and Director       Since Inception
16002 South 13th Place
Phoenix, AZ 85048

Dennis C. Haynes               54       Director                                Since Inception
3064 E. Stella Lane
Phoenix, AZ 85016

Kenneth R. Shwayder            56       Director and Secretary                  Since
7454 East Jefferson Drive                                                       November, 1988
Denver, CO 80237

     All directors of the Company will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified or until their death, resignation or removal. The bylaws of the Company provide that the number on the Board of Directors shall be determined by resolution of the Board of Directors which currently provides that there shall be five directors.

     The officers of the Company are elected at the annual meeting of the Board of Directors and hold office until their successors are chosen and qualified or until their death, resignation or removal.

     The following tabulates information regarding the principal occupations of the directors and executive officers of the Company for at least the last seven years.

     David J. Clamage. Mr. Clamage has been the President of Saulsbury Hill Financial, a commercial and government finance sole proprietorship, since 1976. Mr. Clamage has also been a partner in The Advisory Group, a financial consulting practice for businesses and institutional lenders, since April 1988, and the President of TBC Aviation/Logistic Services, a company that provides acquisition and lease/finance services for corporate and transport category aircraft and provides computer software services, since 1976. Mr. Clamage is a member of the Western Association of Equipment Lessors and served as the Regional Chairman for Colorado in 1986, 1987 and 1988.

     John Hawley Atkinson, Jr. Mr. Atkinson was the President of Atkinson & Associates, Inc., a business consulting firm, from June 1985 to February 1989, and has been the President of Atkinson & Associates since May 1992. From February 1989 to May 1992, Mr. Atkinson was a Senior Manager or Manager with KPMG Peat Marwick, an accounting firm. Mr. Atkinson has also been a partner of The Advisory Group, a financial consulting practice for businesses and national lenders, since April 1988. From 1982 to 1985, Mr. Atkinson was Executive Vice President and Chief Financial Officer of Velocity Software Corporation, a software development and computer retailing firm. From 1978 to 1982, Mr. Atkinson was a consultant or senior consultant with Peat, Marwick Mitchell & Co., an accounting firm. Mr. Atkinson received a Bachelor of Science degree in General Business from Arizona State University and a Master of Business Administration degree from the University of Chicago. Mr. Atkinson is a Certified Management Accountant.

     Dennis C. Haynes. Mr. Haynes is currently an independent consultant in the business of lease financing and has served as a partner in Saulsbury Hill Financial since 1993. Mr. Haynes was Regional Manager for Northern California with Bell Atlantic Tricon, an equipment leasing firm, from 1987 through 1993. From 1982 to 1987, Mr. Haynes was the president of ELF Enterprises, Inc., an equipment leasing firm. From 1979 to 1982, Mr. Haynes was Regional Manager for the equipment leasing division of United California Banks (subsequently First Interstate Banks). Mr. Haynes has also been a partner in The Advisory Group, a financial consulting practice for businesses and institutional lenders, since 1984. Mr. Haynes received a Bachelors degree in business administration from the University of Colorado.

     Kenneth R. Shwayder. Mr. Shwayder has been a real estate broker with Keller Williams Realty of Denver since 1994. From 1990 to 1994, Mr. Shwayder was a real estate broker with Re/Max Southeast. From 1987 to 1989, Mr. Shwayder was on the faculty of The Center for Management and Development of the University of Denver. In January 1987, Mr. Shwayder revised the course materials and relocated a program with Denver Public Schools through the Emily Griffith Opportunity School. Mr. Shwayder currently functions as a director and a teacher of that program. From 1980 through 1987, Mr. Shwayder owned and operated the Shwayder Real Estate Academy which trained persons to become real estate salesmen and brokers. Prior thereto, Mr. Shwayder had various real estate teaching and sales positions. Mr. Shwayder is a Colorado licensed real estate broker and has had many positions with various real estate organizations, including memberships in the National Association of Realtors, the Colorado Association of Realtors and the Denver Board of Realtors. Mr. Shwayder is a past President and a past director of the Colorado Real Estate Educators Advisory Committee and a past member of the University of Denver Real Estate Construction Management Advisory Board.

     (c) Identification of Certain Significant Employees.

     Not applicable.

     (d) Family Relationships.

     No family relationships exist between any directors or executive officers of the Company that are not more remote than first cousins.

     (f) Involvement in Certain Legal Proceedings.

     Kenneth Shwayder filed personal bankruptcy in October, 1991. The filing has had and will have no impact whatsoever on the Company. Mr. Shwayder's bankruptcy was necessitated by losses incurred as a result of investing most of his liquid assets in what he believes was a fraudulent "hedge fund."

     (g) Promoters and Control Persons.

     Not applicable.

     (h) Compliance With Section 16(a) of the Securities Exchange Act of 1934.

     Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

     (a)(1) and (2) Cash Compensation and Bonuses and Deferred Compensation.

     Since September, 1991, the officers and directors of the Company have foregone any compensation. Consulting fees may be reinstated and salaries may commence in the future. All officers and directors are reimbursed at cost for any accountable expenses incurred on behalf of the Company. During the Company's fiscal years ended April 30, 1996 and April 30, 1995, no services were contributed by members of management.

     (b) Summary Compensation Table.

     No compensation was paid to officers during the Company's fiscal years ended April 30, 1996 and April 30, 1995.

     (c) Option/SAR Grants Table.

     Not applicable.

     (d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     Not applicable.

     (e) Long-Term Incentive Plan ("LTIP") Awards Table.

     Not applicable.

     (f) Defined Benefit or Actuarial Plan Disclosure.

     Not applicable.

     (g) Compensation of Directors.

     No compensation was paid to directors during the fiscal years ended April 30, 1996 and April 30, 1995.

     (h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     Not applicable.

     (i) Report on Repricing of Options/SARs.

     Not applicable.

     (j)  Additional   Information   with  Respect  to  Compensation   Committee
Interlocks and Insider Participating in Compensation Decisions.

     Not applicable.

     (k) Board Compensation Committee Report on Executive Compensation.

     Not applicable.

     (l) Performance Graph.

     Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of January 31, 1997, the number of shares of the Company's Common Stock and percentage of the outstanding shares of the Company's Common Stock owned beneficially (1) by each executive officer and director of the Company; (2) by all executive officers and directors of the Company as a group; and (3) by all persons who are known to the Company to own 5% or more of the Company's outstanding Common Stock.

Name and Address of              Number of Shares         Percentage
Beneficial Owner                 Beneficially Owned       of Class
-------------------              ------------------       ----------

David J. Clamage                     6,650,000               11.4%
1614 15th Street, 2nd Floor
Denver, Colorado 80202

John Hawley Atkinson, Jr.            1,075,000                1.8%
16002 South 13th Place
Phoenix, Arizona 85048

Dennis C. Haynes                     2,000,000                3.4%
3064 E. Stella Lane
Phoenix, Arizona 85016

Kenneth R. Shwayder                  2,500,000                4.3%
7454 East Jefferson Drive
Denver, Colorado 80237

All officers and directors          13,150,000               22.5%
as a group (4 persons)

Elwood B. Bredell, Jr.               5,000,000                8.5%
1756 Martingale Avenue
Las Osos, California 93402

-----------------------

     (c) Changes in Control.

     There are presently no arrangements of any kind which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) and (b) Transactions With Management and Others and Certain Business Relationships.

     The Company has entered into an oral agreement with David J. Clamage, an officer and director of the Company, pursuant to which the Company subleases office space from Mr. Clamage for $571 per month on a month-to-month basis and reimburses Mr. Clamage for expenses incurred by Mr. Clamage on behalf of the Company. The Board of Directors of the Company believes that the terms of this rental arrangement with David J. Clamage are fair and reasonable to the Company and are at least as favorable as those which could have been negotiated with an unaffiliated party.

     For the fiscal years ended April 30, 1996 and 1995, the Company has a receivable with a related entity owned by David J. Clamage for payments made on behalf of the related entity for rental and expense obligations incurred. Repayment will be an offset against future rental and administrative expenses which the related entity will pay on the Company's behalf. The amounts owed by that related entity total $5,869 as of April 30, 1996.

     (c) Indebtedness of Management.

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)(1) List of Financial Statements:

     The following is a list of financial statements which, along with the Independent Auditor's Report, accompany this Form 10-K.

     Balance Sheets as of April 30, 1996 and 1995.
     Statements of Operations for the years ended April 30, 1996, 1995 and 1994. Statements of Cash Flows for the years ended April 30, 1996, 1995 and 1994. Notes to Financial Statements.

     (a)(2) Financial Statement Schedules.

     None.

     (a)(3) List of Exhibits Required by Item 601 of Regulation S-K.

          (3.1) Articles of Incorporation.*

          (3.2)  Bylaws.*

* These exhibits are incorporated by reference to exhibits filed with the annual report on Form 10-K for the fiscal year ended April 30, 1994.

     (b) 8-K Reports:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: February 24, 1997


                                    COMMERCIAL ACQUISITIONS CORPORATION



                                    By /s/ David J. Clamage
                                       -----------------------------------------
                                       David J. Clamage, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act f 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                Name and Title                  Signature
----                --------------                  ---------

February 24, 1997   Chief Executive Officer,
                    Principal Executive Officer,    /s/ David J. Clamage
                    Chairman of the Board and       ----------------------------
                    Director                        David J. Clamage

February 24, 1997   President, Treasurer, Principal
                    Financial Officer, Principal   /s/ John Hawley Atkinson, Jr.
                    Accounting Officer and         -----------------------------
                    Director                       John Hawley Atkinson, Jr.

February 24, 1997
                                                   /s/ Dennis C. Haynes
                    Director                       -----------------------------
                                                   Dennis C. Haynes

February 24, 1997
                                                   /s/ Kenneth R. Shwayder
                    Director and Secretary         -----------------------------
                                                   Kenneth R. Shwayder

                          INDEX TO FINANCIAL STATEMENTS






                                                                            PAGE
                                                                            ----
Independent Auditor's Report...................................................2

Balance Sheets - April 30, 1996 and 1995.......................................3

Statements of Operations- For the Years Ended April 30, 1996, 1995, and 1994
     and from July 29, 1988 (Inception) Through April 30, 1996.................4

Statement of Stockholders' Equity - From July 29, 1988 (Inception) Through
     April 30, 1996............................................................5

Statements  of Cash Flows - For the Years Ended April 30, 1996,  1995,
     and 1994 and from July 29, 1988 (Inception) Through April 30, 1996........6

Notes to Financial Statements..................................................7

                          INDEPENDENT AUDITOR'S REPORT




The Stockholders and Directors
Commercial Acquisitions Corporation
Denver, Colorado



We have audited the accompanying balance sheets of Commercial Acquisitions Corporation (a development stage company) as of April 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1996 and for the period from July 29, 1988 (inception) to April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Acquisitions Corporation as of April 30, 1996 and 1995, and the results of its opera tions and its cash flows for each of the three years in the period ended April 30, 1996 and for the period from July 29, 1988 (inception) to April 30, 1996, in conformity with generally accepted accounting principles.


/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP


Denver, Colorado
September 9, 1996


                       COMMERCIAL ACQUISITIONS CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                            APRIL 30,
                                                                                     ---------------------
                                                                                      1996           1995
                                                                                      ----           ----
                                     ASSETS

CURRENT ASSETS:
    Cash .......................................................................   $   5,534    $   1,235
    Factored receivables .......................................................        --          6,827
    Notes receivables ..........................................................       3,632        6,601
    Advances, related party ....................................................       5,869       14,069
                                                                                   ---------    ---------
             Total current assets ..............................................      15,035       28,732

EQUIPMENT AND FURNITURE, at cost, less accumulated
    depreciation of $5,434 and $5,637, respectively ............................        --            203
                                                                                   ---------    ---------

TOTAL ASSETS ...................................................................   $  15,035    $  28,935
                                                                                   =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
    Accounts payable ...........................................................   $    --      $   2,235

STOCKHOLDERS' EQUITY:
    Common stock, voting $.0001 par value; 635,000,000 shares
         authorized; 58,501,000 shares issued and outstanding ..................       5,850        5,850
    Additional paid-in capital .................................................     331,596      331,596
    Deficit accumulated during the development stage ...........................    (322,411)    (310,746)
                                                                                   ---------    ---------
             Total stockholders' equity ........................................      15,035       26,700
                                                                                   ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $  15,035    $  28,935
                                                                                   =========    =========






              See accompanying notes to these financial statements.

                                                 COMMERCIAL ACQUISITIONS CORPORATION
                                                    (A Development Stage Company)

                                                      STATEMENTS OF OPERATIONS


                                                                                         FOR THE
                                                                                       PERIOD FROM
                                                FOR THE YEARS ENDED                   JULY 29, 1988
                                                       APRIL 30,                     (INCEPTION) TO
                                     --------------------------------------------        APRIL 30,
                                           1996            1995            1994           1996
                                     ------------    ------------    ------------    ------------
NET REVENUES:
    Factoring fees ...............   $      2,882    $      1,629    $      5,882    $     39,152
    Interest and other income ....          1,338           7,879           9,779          41,480
                                     ------------    ------------    ------------    ------------
             Total revenues ......          4,220           9,508          15,661          80,632

GENERAL AND ADMINISTRATIVE
    EXPENSES ......................       (15,885)        (33,385)        (67,431)       (403,043)
                                     ------------    ------------    ------------    ------------

NET LOSS .........................   $    (11,665)   $    (23,877)   $    (51,770)   $   (322,411)
                                     ============    ============    ============    ============

NET LOSS PER COMMON SHARE ........   $      (.001)   $      (.001)   $      (.001)
                                     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
        SHARES OUTSTANDING .......     58,501,000      58,501,000      58,501,000
                                     ============    ============    ============













              See accompanying notes to these financial statements.


                                                 COMMERCIAL ACQUISITIONS CORPORATION
                                                    (A Development Stage Company)

                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                        FROM JULY 29, 1988 (INCEPTION) THROUGH APRIL 30, 1996

                                                                                                           Deficit
                                                                                                          Accumulated
                                                                  COMMON STOCK              Additional     During the     Total
                                                             -----------------------         Paid-in      Development  Stockholders'
                                                             Shares           Amount         Capital         Stage        Equity
                                                             ------           ------        ----------    -----------  -------------

BALANCES, July 29, 1988 (Inception) ...................         --         $     --       $    --        $     --        $     --

    Sales of common stock for cash to officers
        and/or directors at $.0005 per share in
        September 1988 ................................     11,000,000          1,100          4,400           --             5,500
    Sale of common stock for cash at $.001
        per share in October through December
        1988 ..........................................     17,500,000          1,750         15,750           --            17,500
    Net loss ..........................................           --             --             --           (7,429)         (7,429)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCES, April 30, 1989 ..............................     28,500,000          2,850         20,150         (7,429)         15,571

    Sale of common stock through initial public
        offering, net of costs ........................     30,001,000          3,000        242,151           --           245,151
    Net loss ..........................................           --             --             --          (27,987)        (27,987)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCES, April 30, 1990 ..............................     58,501,000          5,850        262,301        (35,416)        232,735

    Net loss ..........................................           --             --             --          (94,650)        (94,650)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCES, April 30, 1991 ..............................     58,501,000          5,850        262,301       (130,066)        138,085

    Contribution of consulting services ...............           --             --           32,920           --            32,920
    Net loss ..........................................           --             --             --          (72,480)        (72,480)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCES, April 30, 1992 ..............................     58,501,000          5,850        295,221       (202,546)         98,525

    Contribution of consulting services ...............           --             --           17,975           --            17,975
    Net loss ..........................................           --             --             --          (32,553)        (32,553)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCES, April 30, 1993 ..............................     58,501,000          5,850        313,196       (235,099)         83,947

    Contribution of consulting services ...............           --             --           18,400           --            18,400
    Net loss ..........................................           --             --             --          (51,770)        (51,770)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCES, April 30, 1994 ..............................     58,501,000          5,850        331,596       (286,869)         50,577

    Net loss ..........................................           --             --             --          (23,877)        (23,877)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCES, April 30, 1995 ..............................     58,501,000          5,850        331,596       (310,746)         26,700

    Net loss ..........................................           --             --             --          (11,665)        (11,665)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCES, April 30, 1996 ..............................     58,501,000     $    5,850     $  331,596     $ (322,411)     $   15,035
                                                            ==========     ==========     ==========     ==========      ==========



              See accompanying notes to these financial statements.

                                           COMMERCIAL ACQUISITIONS CORPORATION
                                              (A Development Stage Company)

                                                STATEMENTS OF CASH FLOWS

                                                                                      FOR THE
                                                                                    PERIOD FROM
                                                    FOR THE YEARS ENDED            JULY 29, 1988
                                                          APRIL 30,               (INCEPTION) TO
                                            ------------------------------------     APRIL 30,
                                               1996         1995           1994        1996
                                               ----         ----           ----    -------------
  CASH FLOWS FROM OPERATING
    ACTIVITIES:
     Net loss ...........................   $ (11,665)   $ (23,877)   $ (51,770)   $(322,411)
     Adjustments to reconcile net loss to
         net cash from operating
         activities:
             Depreciation ...............         203        1,318        1,318        5,637
             Contribution of consulting
               services .................        --           --         18,400       69,295
             Bad debt expense ...........        --           --         18,814       18,814
             Changes in operating assets
              and liabilities:
               Decrease (increase) in -
                  Advances ..............       8,200        6,261      (11,373)      (5,869)
              (Decrease) increase in -
                  Accounts payable ......      (2,235)       1,202        1,033         --
                                            ---------    ---------    ---------    ---------
     Net cash used in operating activities     (5,497)     (15,096)     (23,578)    (234,534)

 CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Purchase of equipment and
        furniture .......................        --           --           (913)      (5,637)
     Purchase of factored receivables ...      (5,450)     (24,121)     (17,935)    (343,264)
     Maturities of factored and notes
        receivables .....................      15,246       35,173       41,371      320,818
                                            ---------    ---------    ---------    ---------
     Net cash provided by (used in)
        investing activities ............       9,796       11,052       22,523      (28,083)

 CASH FLOWS FROM FINANCING
   ACTIVITY -
     Proceeds from issuance of common
        stock, net ......................        --           --           --        268,151
                                            ---------    ---------    ---------    ---------

 NET (DECREASE) INCREASE IN CASH ........       4,299       (4,044)      (1,055)       5,534

 CASH, beginning of period ..............       1,235        5,279        6,334         --
                                            ---------    ---------    ---------    ---------
 CASH, end of period ....................   $   5,534    $   1,235    $   5,279    $   5,534
                                            =========    =========    =========    =========

---------------------

Conversion  of  certain  factored  receivables  into  notes is described in Note
2.




              See accompanying notes to these financial statements.

                       COMMERCIAL ACQUISITIONS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations - Commercial Acquisitions Corporation (the Company) was incorporated in Colorado in 1988, for the purpose of obtaining capital to seek potentially profitable business opportun ities. In 1991, the Company's stockholders authorized the Company to enter into the factoring business, in which the Company purchases accounts receivable with and without recourse at a discount, and earns income based on contractual percentages over the number of days the receivable is outstanding. Although these operations commenced in September 1991, the Company is still considered to be in the development stage, due to the concentration of fees with a relatively few customers and the insignificant amount of fees to date. Most of the Company's factored receivables have been with persons in the legal and accounting profession.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging generally from three to five years. Maintenance and repairs are charged to expense when incurred. Property replacements and betterments which extend the life of assets are capitalized and subsequently depreciated.

     Revenues - Factoring revenue is recognized when collection of such amount can be reasonably assured. When factored receivables are converted to notes, the related factoring income is recognized as interest income over the term of the note.

     Income Taxes - Income taxes are accounted for under the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balance.

     Net Loss Per Common Share - Net loss per common share is computed based upon the weighted aver age number of shares outstanding. Outstanding warrants were not included as their effect is anti- dilative.

     Concentration of Credit Risks - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. The Company has factored receivables with a limited number of customers as identified in Note 7, who are in similar professions.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                       COMMERCIAL ACQUISITIONS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


     Fair Value of Financial Instruments -The estimated fair value for financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company's notes receivables approximate the carrying recorded amount in the financial statements.

     Impact  of  Recently  Issued  Accounting  Standards  - In March  1995,  the
     Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.


2.   LIQUIDITY AND CONTINUING OPERATIONS:

     As of April 30, 1996, the Company has limited working capital and has incurred losses since its inception. The lack of working capital will inhibit future factoring activities or other operations unless additional capital is raised. The Company has no significant continuing obligations and is pursuing potential merger opportunities with other entities, however, no formal arrangements have been entered into. Unless the Company successfully negotiates a merger or raises additional capital, its ability to continue operations will be impaired.


3.   NOTES AND OTHER RECEIVABLES:

     During 1994, two notes receivables totaling approximately $18,800 with a major customer, who also provided contract services, became impaired due to a disagreement. In fiscal 1995, in an informal agreement, the chairman/director/major stockholder of the Company agreed to assume and pay to the Company the outstanding balances of these notes with payments and interest of 7.5% beginning July 1, 1995. As the notes were considered impaired at April 30, 1994, they have been fully reserved, and the resulting bad debt expense was included in general and administration expense in 1994 for financial statement presentation. No payments have been made on the impaired notes by the major stockholder.

                       COMMERCIAL ACQUISITIONS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



4.   STOCKHOLDERS' EQUITY:

     In 1990, the Company completed the sale of 30,001,000 units at $.01 per unit in its initial public offering. Each unit consists of one share of common stock, one Class A Warrant, one Class B Warrant and one Class C Warrant.

     The Class A Warrants are exercisable by the holder to purchase one share of common stock of the Company at an exercise price of $.02 per share. The Class B Warrants are exercisable to purchase one share of Common Stock of the Company at an exercise price of $.04 per share. The Class C Warrants are exercisable to purchase one share of common stock of the Company at an exercise price of $.055 per share. The Company's Board of Directors has extended, and continues to have the right to extend, the exercise periods and has the right to reduce the exercise prices of the Warrants with the Warrants currently set to expire in October 1996. During the exercise period of the Warrants, the Company may call the Warrants for redemption on 20 days prior notice at a redemption price of $.0001 per Warrant.


5.   INCOME TAXES:

     The Company has net operating loss carryforwards (NOL's) of approximately $248,000, which results in a deferred tax asset of approximately $93,000. A valuation allowance has been established for the full amount of the deferred tax assets. The NOL's expire in the years 2004 through 2009.


6.   RELATED PARTY TRANSACTIONS:

     The Company rents office space on a month-to-month basis from the chairman/director/major shareholder. Rent expense for the years ended April 30, 1996, 1995, and 1994 was $6,850 for each year.

     For the fiscal years ended 1996 and 1995, the Company has a receivable with a related entity owned by the chairman/director/major stockholder, for payments made on behalf of the related entity for rental and expense obligations incurred. Repayment will be an offset against future rental and administrative expenses which the related entity will pay on the Company's behalf. The amounts owed by that related entity total $5,869 as of April 30, 1996.

                       COMMERCIAL ACQUISITIONS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


7.   MAJOR CUSTOMERS:

     Customers accounting for 10% or more of revenues were as follows:

                                  YEARS ENDING APRIL 30,
                             ------------------------------
           Customer          1996         1995         1994
           --------          ----         ----         ----

               A              31%          35%           84%
               B              69%          30%           16%
               C               -%          35%            -%

                                  EXHIBIT INDEX


Exhibit      Description                                                Page No.
-------      -----------                                                --------

3.1          Articles of Incorporation.*                                  N/A

3.2          Bylaws.*                                                     N/A